Form 10-K/A
period 2002-12-31
GREENWICH CAPITAL ACCEPTANCE INC  SERIES 2002-FRB1
filed 2003-04-03
CIK 1222344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                     to                    .

Commission File Number: 333-50248-02

GREENWICH CAPITAL ACCEPTANCE, INC. (as Depositor of First Republic Mortgage Loan Trust 2002-FRB1, the Issuer of the Mortgage Loan Pass-Through Certificates, Series 2002-FRB1, under a Pooling and Servicing Agreement dated as of August 1, 2002)

GREENWICH CAPITAL ACCEPTANCE, INC.

(Exact Name of registrant as specified in its charter)

Delaware	06-1199884
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

600 Steamboat Road Greenwich, CT	06830
(Address of principal executive offices)	(Zip code)

(203) 662-2700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:

None (Title of class)	None (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

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
ITEM 6 — SELECTED FINANCIAL DATA
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
ITEM 14 CONTROLS AND PROCEDURES
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
INDEX TO EXHIBITS
Exhibit 99.1
Exhibit 99.2

GREENWICH CAPITAL ACCEPTANCE, INC.
MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2002-FRB1

INDEX

Page

PART I	3
ITEM 1-BUSINESS	3
ITEM 2-PROPERTIES	3
ITEM 3-LEGAL PROCEEDINGS	3
ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3
PART II	3
ITEM 5-MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	3
ITEM 6-SELECTED FINANCIAL DATA	3
ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	3
ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	3
PART III	4
ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
ITEM 11-EXECUTIVE COMPENSATION	4
ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	4
ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	5
PART IV	5
ITEM 14-CONTROLS AND PROCEDURES	5
ITEM 15-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	5
SIGNATURES	7
CERTIFICATION	8
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT	9
INDEX TO EXHIBITS	9

PART I

ITEM 1   —  BUSINESS

                      Not Applicable.

ITEM 2  —   PROPERTIES

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

                      The Certificates issued by the Trust are held by the Depository Trust Company (“DTC”) which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2002, there were fourteen (14) holders of the Class A Certificates, one (1) holder of the Class X Certificates, one (1) holder of the Class B-1 Certificates, one (1) holder of the Class B-2 Certificates, and one (1) holder of the Class B-3 Certificates.

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

                      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each class of the Pass-Through Certificates; (ii) the principal amount of each class of the Pass-Through Certificates owned by each and (iii) the percent that the principal amount of each class of the Pass-Through Certificates owned by such entity represents of the outstanding principal amount of such class of Pass-Through Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

Class A

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

Boston Safe Deposit and Trust Company c/o Mellon Trust 525 William Penn Place Suite 3148 Pittsburgh, PA 15259	$38,400,000	9.81%

JP Morgan Chase Bank 14201 Dallas Parkway Dallas, TX 75254	$69,509,000	17.76%

PNC Bank, National Association 1600 Market Street 29th Floor Philadelphia, PA 19103	$25,500,000	6.52%

UBS Warburg LLC/CMO 1000 Harbor Blvd 8th Floor Weekhawken, NJ 07087	$29,000,000	7.41%

State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	$180,326,000	46.08%

Class X

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$399,487,000	100.00%

Class B-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

Wachovia Bank N.A 40 Broad Street New York, NY 10004	$8,152,000	100.00%

Class B-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

Wachovia Bank N.A 40 Broad Street New York, NY 10004	$1,630,000	100.00%

Class B-3

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

Wachovia Bank N.A 40 Broad Street New York, NY 10004	$2,445,000	100.00%

ITEM 13   —  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                      None.

PART IV

ITEM 14    CONTROLS AND PROCEDURES

                      Not Applicable.

ITEM 15   —  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

Not applicable.

2.	Financial Statement Schedules:

Not applicable.

3.	Exhibits:

Exhibit No.	Description

99.1	Statement of Compliance of the Servicer pursuant to Section 3.20 of the Pooling and Servicing Agreement.
99.2	Independent Accountant’s Report with respect to the Servicer’s overall servicing operations pursuant to Section 3.21 of the Pooling and Servicing Agreement.

     (b)    Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 8-K	ITEMS REPORTED/FINANCIAL STATEMENTS FILED

October 29, 2002	Trustee’s Monthly Report for the Monthly Period
November 26, 2002	Trustee’s Monthly Report for the Monthly Period
December 30, 2002	Trustee’s Monthly Report for the Monthly Period

DATE OF REPORTS ON FORM 8-K/A	ITEMS REPORTED/FINANCIAL STATEMENTS FILED

April 1, 2003	Revised Trustee’s Monthly Report in connection with the 8-K filed October 29, 2002 for the September 2002 Distribution
April 1, 2003	Revised Trustee’s Monthly Report in connection with the 8-K filed November 26, 2002 for the October 2002 Distribution

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

Date: April 3, 2003.

CERTIFICATION

     I, Cathy Myers, Senior Vice President of First Republic Bank, a Nevada corporation, hereby certify that:

     1.     I have reviewed this amended annual report on Form 10-K/A, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the Certificates for periods included in the year covered by this annual report, of Greenwich Capital Acceptance, Inc.;

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

Date: April 3, 2003

/s/ Cathy Myers

Signature Name: Cathy Myers Title: Senior Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.

INDEX TO EXHIBITS

Item 14(C)

Exhibit No.	Description

99.1	Statement of Compliance of the Servicer pursuant to Section 3.20 of the Pooling and Servicing Agreement.
99.2	Independent Accountant’s Report with respect to the Servicer’s overall servicing operations pursuant to Section 3.21 of the Pooling and Servicing Agreement.